Form 10QSB
period 2006-12-31
CARTER ACQUISITION CORP II
filed 2007-02-02
CIK 1377825

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52306

Carter Acquisition Corp. II
(Exact name of small business issuer as specified in its charter)

Delaware	83-0465057
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Carter Securities LLC
767 Third Avenue, 27th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 212.989.6899
facsimile number: 212.989.5899

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of February 1, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CARTER ACQUISITION CORP. II

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of December 31, 2006 (unaudited)	F-1

Statement of Operations for the Three Months Ended December 31, 2006 and the Period September 11, 2006 (Inception) through December 31, 2006 (unaudited)	F-2

Statement of Changes in Stockholder’s Equity for the Three Months Ended December 31, 2006 and the Period September 11, 2006 (Inception) through December 31, 2006 (unaudited)	F-3

Statement of Cash Flows for the Three Months Ended December 31, 2006 and the Period September 11, 2006 (Inception) through December 31, 2006 (unaudited)	F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Balance Sheet (Unaudited)
December 31, 2006

Assets
Current Assets:
Cash	$3,539
Prepaid expenses	7,500
$11,039

Liabilities and Stockholder's Equity
Current Liabilities:
Accrued expenses payable	$6,500

Stockholder's Equity:
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares
authorized; 4,000,000 shares issued and outstanding	400
Additional paid-in capital	39,350
(Deficit) accumulated during the development stage	(35,211)

Total Stockholder’s Equity	4,539

Total Liabilities and Stockholder’s Equity	$11,039

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended December 31, 2006	Period from September 11, 2006 (Inception) Through December 31, 2006

Net Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

General and Administrative Expenses	(30,594)	(35,211)

Investment Income	-	-

Net (Loss)	$(30,594)	$(35,211)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Unaudited)
For the Period September 11, 2006 (Inception) through December 31, 2006

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in-	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, September 11, 2006	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock - September 11, 2006	-	-	4,000,000	400	24,600	-	25,000

Net (Loss)	-	-	-	-	-	(4,617)	(4,617)

Balance, September 30, 2006	-	-	4,000,000	400	24,600	(4,617)	20,383

Additional contribution of capital by sole stockholder	-	-			14,750	-	14,750

Net (loss)	-	-	-	-	-	(30,594)	(30,594)

Balance, December 31, 2006	-	$-	4,000,000	$400	$39,350	$(35,211)	$4,539

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Three Months Ended December 31, 2006	Period from September 11, 2006 (Inception) Through December 31, 2006
Cash Flows from Operating Activities

Net (Loss)	$(30,594)	$(35,211)

Adjustments to reconcile net (loss) to net cash used in
operating activities:
(Increase) Decrease in prepaid expenses	1,500	(7,500)
Increase in accrued expenses payable	6,000	6,500

Net Cash Used In Operating Activities	(23,094)	(36,211)

Cash Flows from Financing Activities

Proceeds from issuance of stock and additional contributions of capital	14,750	39,750

Net change in cash	(8,344)	3,539

Cash, beginning of period	11,883	-

Cash, end of period	$3,539	$3,539

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 1 - Development Stage Company:

Carter Acquisition Corp. II, a development stage company (the “Company”), was incorporated in the State of Delaware on September 11, 2006. The Company is looking to acquire an existing company or acquire the technology to begin operations.

Note 2 - Summary of Significant Accounting Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Fiscal Year End: The Company’s fiscal year ends on September 30.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Loss per Common Share: Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments: The carrying value current assets and liabilities approximate fair value due to their short term nature.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d):

New Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred accumulated net losses from September 11, 2006 (inception) through the period ended December 31, 2006 of $35,211. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional paid in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 - Equity Securities:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 4 - Equity Securities (Cont’d):

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 5 - Income Taxes:

The Company has approximately $8,000 in gross deferred tax assets at December 31, 2006 resulting from temporary differences in its basis in certain financial reporting and tax assets. These temporary differences are a result of the capitalization for income tax purposes of start-up and organization costs which are expensed for book purposes. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is $-0- for the quarter ended December 31, 2006. The valuation allowance increased $7,000 during this quarter.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 7 - Interim Financial Statements:

The accompanying Interim Financial Statements of the Company as of December 31, 2006, for the three months ended December 31, 2006 and for the period from September 11, 2006 (inception) through December 31, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period September 11, 2006 (inception) through September 30, 2006. There have been no changes in significant accounting policies since September 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Carter Acquisition Corp. II (the “Company”) has not realized any revenues from operations since September 11, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 11, 2006 (inception) to December 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended December 31, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 8, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2007	CARTER ACQUISITION CORP. II

	By:	John C. Lipman
Name: John C. Lipman
Title: President

3