Form 10QSB
period 2007-03-31
CARTER ACQUISITION CORP II
filed 2007-05-07
CIK 1377825

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-52306

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CARTER ACQUISITION CORP. II

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of March 31, 2007 (unaudited)	F-1

Statements of Operations for the Three Months Ended March 31, 2007, the Six Months Ended March 31, 2007 and the Period From September 11, 2006 (Inception) through March 31, 2007 (unaudited)	F-2

Statement of Changes in Stockholder’s Equity for the Period From September 11, 2006 (Inception) through March 31, 2007 (unaudited)	F-3

Statements of Cash Flows for the Six Months Ended March 31, 2007 and the Period From September 11, 2006 (Inception) through March 31, 2007 (unaudited)	F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Balance Sheet (Unaudited)
March 31, 2007

Assets
Current Assets:
Cash	$102
Prepaid expenses	5,625
$5,727

Liabilities and Stockholder's Equity
Current Liabilities:
Accrued expenses	$-

Stockholder's Equity:
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares
authorized; 4,000,000 shares issued and outstanding	400
Additional paid-in capital	48,535
(Deficit) accumulated during the development stage	(43,208)

Total Stockholder’s Equity	5,727

Total Liabilities and Stockholder’s Equity	$5,727

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Statements of Operations (Unaudited)

			Period from
	For the	For the	September 11, 2006
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	March 31, 2007	March 31, 2007	March 31, 2007

Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and Administrative Expenses	(7,997)	(38,591)	(43,208)

Net (Loss)	$(7,997)	$(38,591)	$(43,208)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Statement of Changes in Stockholder’s Equity
For the Period From September 11, 2006 (Inception) through March 31, 2007

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, September 11, 2006	-	$-	-	$-	$-	$-	$-

Issuance of common stock - September 11, 2006	-	-	4,000,000	400	24,600	-	25,000

Net (loss)	-	-	-	-	-	(4,617)	(4,617)

Balance, September 30, 2006	-	-	4,000,000	400	24,600	(4,617)	20,383

Additional contribution of capital by sole stockholder (unaudited)	-	-	-	-	23,935	-	23,935

Net (loss)(unaudited)	-	-	-	-	-	(38,591)	(38,591)

Balance, March 31, 2007 (unaudited)	-	$-	4,000,000	$400	$48,535	$(43,208)	$5,727

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

		Period from
	For the	September 11, 2006
	Six Months	(Inception)
	Ended	Through
	March 31, 2007	March 31, 2007
Cash Flows from Operating Activities

Net (loss)	$(38,591)	$(43,208)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	3,375	(5,625)
Decrease in accrued expenses	(500)	-

Net Cash Used In Operating Activities	(35,716)	(48,833)

Cash Flows from Financing Activities

Proceeds from issuance of stock and additional contributions to capital	23,935	48,935

Net change in cash	(11,781)	102

Cash, beginning of period	11,883	-

Cash, end of period	$102	$102

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2007

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

Fair Value of Financial Instruments: The carrying value of current assets and liabilities approximate fair value due to their short term nature.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2007

Note 2 - Summary of Significant Accounting Policies (Cont’d):

New Accounting Pronouncements:

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenues and has incurred accumulated net losses from September 11, 2006 (inception) through the period ended March 31, 2007 of $43,208. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Carter Acquisition Corp. II
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2007

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

Note 5 - Income Taxes:

The Company has approximately $10,000 in gross deferred tax assets at March 31, 2007 resulting from temporary differences in its basis in certain financial reporting and tax assets. These temporary differences are a result of the capitalization for income tax purposes of start-up and organization costs which are expensed for book purposes. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is $-0- for the three and six months ended March 31, 2007. The valuation allowance increased $2,000 during this quarter.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Note 7 - Interim Financial Statements:

The accompanying Interim Financial Statements of the Company as of March 31, 2007, for the three and six months ended March 31, 2007 and for the period from September 11, 2006 (inception) through March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period September 11, 2006 (inception) through September 30, 2006. There have been no changes in significant accounting policies since September 30, 2006.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 11, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

CARTER ACQUISITION CORP. II

Date: May 4, 2007	By:	John C. Lipman
Name: John C. Lipman Title: President

3